Form 10-K
period 1997-06-30
PROMAX COMMUNICATIONS INC
filed 1997-09-30
CIK 943653

UNITED STATES

                                        SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

Commission File Number 0-25820

                                 PROMAX COMMUNICATIONS INC.
                       (Exact name of Registrant as specified in its charter)

British Columbia, Canada                               N/A
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

     25 Central Park West, # 16E
      New York, NY                                    10023
------------------------------------------        -------------------
(Address of principal executive offices)            (Zip Code)

          Registrant's telephone number, including area code: (212) 265-0842

        Securities  registered  pursuant to Section 12(b) of the Act:



           Securities  registered  pursuant to Section 12(g) of the Act:

                                        Class A Common Stock, No Par Value
                                        Class B Common Stock, No Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing
requirements for the past 90 days.      Yes   X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the Class A and Class B common shares held by other than affiliates of the Registrant, computed by reference to the last sales price of such stock as of the close of trading on September 25, 1997, was $15,680,827.

         The number of shares outstanding of the Registrant's common stock, as of September 15, 1997, was:

                                   Class A common stock - 7,734,173 shares;  and
                                     Class B common stock - 1,795,200 shares.

                                        Documents Incorporated by Reference

                                                       None

                                                      PART I

         Certain statements set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 1997 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. When appropriate, certain factors that could cause results to differ materially from those described in the forward looking statements are enumerated. As a result, this Annual Report on Form 10-K, including the Consolidated Financial Statements and the notes thereto, should be read in its entirety for a complete understanding of such factors.

ITEM 1.           BUSINESS

COMPANY HISTORY

         The Company was incorporated as First Canadian Financial Corporation on July 23, 1993 under the Company Act of British Columbia, Canada, as a Mortgage Investment Corporation engaged in the issuance of residential property mortgages. On January 22, 1997, an agreement among certain current and former shareholders was concluded which permitted the Company to initiate a business strategy of purchasing and developing paging licenses and properties in Latin America.

         Subsequent to January 1997, the Company consolidated authorized and outstanding classes of shares on a 1 for 5 basis, leaving 10,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock authorized and changed its name to Promax Communications Inc.

THE BUSINESS OF THE COMPANY

         The Company's focus is to acquire and develop paging operations in South America. Paging is a personal message delivery system utilizing terrestrial and satellite radio frequencies as the method of message transmission. Pagers alert their owners, with specific information, when someone wishes to contact them.

o        BRAZIL

Acquisitions and Investments

         Sao Paulo - Auto Link (Unbuilt Frequency). In April 1997, Promax acquired 77.76% of the equity of Auto Link, Telecom, S.A. ("Auto Link"), a Brazilian company which holds permits from the Brazilian Ministry of Communications to operate services in Sao Paulo and 32 surrounding municipalities. Such 77.76% consists of 11.10% in outstanding voting stock (all of which voting stock constitutes 33.34% of Auto Link's outstanding capital stock) and 100% of the outstanding non-voting stock, (which voting stock constitutes 66.66% of Auto Link's outstanding capital stock.) Consideration for 100% of the equity of Auto Link consisted of $2,000,000 in cash and 750,000 shares of Class A Common Stock, 250,000 shares of which were paid as a commission to Arlette Siaretta, who was subsequently made a Director of the Company. The remaining 500,000 shares due to the sellers of Auto Link (including 175,000 shares to Arlette Siaretta, a former shareholder of Auto Link) will be paid in the near future. Finally, an additional finder's fee of 150,000 shares of Class A Common Stock was paid to an unaffiliated third party in connection with this transaction.

         Amparo - Operating Company. In April 1997, Auto Link acquired 77.76% of the equity (utilizing the same structure as set forth above with respect to the Auto Link transaction) of Amparo Central de Telecommunicacoes Ltda. ("Amparo"), a paging company operating in Amparo (population one million) on the same frequency as AutoLink. The purchase price for 100% of the equity was $150,000 in cash.

         Sao Paulo - SkyLink Acquisition - Operating Company. Promax (through Auto Link) has acquired (i) 77.76% of the equity (utilizing the same structure as set forth above with respect to the Auto Link transaction) of Andrade Gomez Communicacoes S.A., operating under the name SkyLink "(SkyLink"), and (ii) an irrevocable option to purchase the remaining 22.24% of SkyLink. This existing paging operation serves greater Sao Paulo and a nearby beach area (aggregate population of 24 million). SkyLink provides service to approximately 10,000 subscribers.

         The total consideration for SkyLink consisted of approximately $6,854,000 in cash (which represents a price of $761.60 per subscriber and assumes a "valid" subscriber base of 9,000 subscribers) plus 300,000 shares of Class A Common Stock. Adjustments to the purchase price will occur as a result of an ongoing KPMG due diligence review on the basis of $761.60 of additional cash consideration for each "valid" subscriber over 9,000 and $761.60 reduction in cash consideration for each subscriber under 9,000. The Company also paid a finder's fee of 300,000 shares of Class A Common Stock to Arlette Siaretta, a Director of the Company.

         Pursuant to Brazilian law, the remaining 22.24% of the equity of Auto Link, Amparo and SkyLink cannot be transferred until a 3-year operations period has passed (which has run with respect to SkyLink and which will have run in September 1997 with respect to Amparo and in September 1998 with respect to Auto
Link) and until the Ministry of Communications approves the transfer of the licenses. No assurances can be given that such approval will be obtained.

o        ARGENTINA

         On January 10, 1997, Promax loaned to ArgenTel, a paging company located in Argentina, the sum of $200,000, which is convertible, at Promax's option, into 20% of the equity of ArgenTel. The ArgenTel stockholders are not selling any of their holdings; rather, they will cause ArgenTel to issue shares from its authorized but unissued common stock such that Promax's ownership will equal 20% of ArgenTel's outstanding common stock.

         ArgenTel holds a 99% interest in Ledesma Communications S.A., which is licensed to provide one way paging throughout Argentina (population 34.5 million). Ledesma has applied to the government for the assignment of a two-way paging license. Additionally, Ledesma may acquire 100% ownership of an SMR carrier located on Cordoba, Argentina.


o        BOLIVIA

         Promax acquired 100% of the stock of Servicios de Telecomunicaciones S.A. ("Servicios") in June 1997. Servicios is licensed to provide one-way paging, on two frequencies, for the entire country of Bolivia (population 7.4 million).

         The purchase price was $600,000, consisting of $150,000 in cash and 390,000 shares of Class A Common Stock.

STRATEGY

         Management's near-term strategy is to focus on the rapid build out of the Brazilian system, which it believes has greater potential than all other South American markets. The Company's goal is to gain subscribers through a marketing and advertising campaign. By focusing on both business and consumer paging customers, the Company plans to:

o Target business customers through a commissioned direct sales force, telemarketing, advertising and retail distribution channels including the use of retail showrooms located strategically throughout the Company's markets. To that end, the Company has entered into exclusive agreements with various retailers and educational institutions with an aggregate of approximately 1,000 locations in greater Sao Paulo to sell pagers utilizing the Company's services.

o Focus on key elements of customer satisfaction during the sales process and over the life of the subscriber by providing the highest levels of customer service.

o Target key shopping malls for establishment of Company-owned retail stores.

o Target several retail chains to provide space for low cost sales kiosks on premises.

o        Continue the process of hiring experienced sales people.

o        Educate the consumer.

         The Company will seek to capitalize on this demand for services by concentrating its resources primarily on building its Brazilian operations and to a lesser extent on its other Latin American interests, which may require additional financing.

OPERATING ENVIRONMENT

Political Uncertainty.

         Historically, the Brazilian Government has often changed monetary, credit, tariff and other policies to influence the course of Brazil's economy. Such government actions have included wage and price controls as well as other measures, such as freezing bank accounts, imposing capital controls and inhibiting imports and exports. Changes in policy involving, among other things, tariffs, exchange controls, regulatory policy and taxation, as well as events such as inflation, devaluation, social instability or other political, economic or diplomatic developments, could adversely affect the Brazilian economy and have a materially adverse effect on the Company's results of operations and financial condition.

         Furthermore, the Brazilian political environment has been marked by high levels of uncertainty since Brazil returned to civilian rule in 1985 after 20 years of military government. The death of a President-elect in 1985 and the resignation of another President in 1992 in the midst of his impeachment trial, as well as frequent turnover at and immediately below the cabinet level, have contributed to delays in the adoption of coherent and sustained policies to confront the country's economic issues. No assurances can be given that such political turmoil will not adversely affect the Company's operations.

Economic Uncertainty

         Brazil has experienced extremely high rates of inflation for many years. Furthermore, inflation, government actions to combat inflation and public speculation about future actions have had significant negative effects on the Brazilian economy in general and have also contributed materially to economic uncertainty in Brazil. In periods of inflation, many of the Company's expenses will tend to increase. Generally, in periods of inflation, a company is able to raise its prices to offset the rise in its expenses and may set its prices without government regulation. However, under Brazilian law designed to reduce inflation, the rates which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription. Thus, the Company is less able to offset expense increases with revenue increases. Accordingly, inflation may have a materially adverse effect on the Company's results of operations and financial condition.

o        SkyLink Operations

         Since 1994, SkyLink has been operating in greater Sao Paulo and the beach community areas to the south. It has been managed from inception with minimal resources for the development of the marketing and sales functions. As a result, SkyLink serves only approximately 10,000 subscribers after nearly 3 years of operations.

         SkyLink's network consists of 22 transmitters operating on a POCSAG paging format. The transmitters are controlled by radio link using the 454 MHZ frequency band. Assuming that 100% of the pagers over the network are alphanumeric, the capacity of this network, as currently configured, is approximately 50,000 pagers. Promax believes that an incremental capital investment of $1,000,000, to be completed over a 12 month period, will allow for the conversion of POCSAG format to FLEX (R) and result in an increase of active capacity from 50,000 alphanumeric pagers to 120,000.

         The software which provides all billing, inventory, customer service, management of operator positions and paging terminal management functions has been developed in-house and represents state-of-the-art quality. A total of nearly 60 telephone operators are in place serving customers in shifts over each 24-hour day, 7 days a week. Once the acquisition is complete, SkyLink's operations will be merged into the Auto Link entity, thereby absorbing SkyLink's employee base and providing an immediate operating platform for Auto Link.

         The Company also intends to take advantage of the fiber optic cable which has been installed in portions of Sao Paulo. The fiber optic cable will be used to transport paging messages from the paging terminal to the satellite uplink for distribution to the network of paging transmitters. The Company also intends to utilize a satellite uplink facility and satellite transponder capacity. The fiber optic cable and access to the uplink and the satellite transponder time are owned by Casablanca On- Line Group ("Casablanca"), a group controlled by the family of Arlette Siaretta, an officer and Director of the Company. The Company intends to pay for all services provided by Casablanca pursuant to a schedule to be negotiated.

o        Amparo Operations

         The Amparo system has been in operation for over two years and presently serves approximately 300 subscribers. The Company does not intend to expand the Amparo system at the present time.

o        Sales and Marketing

         The Company intends to target both the consumer and the business markets with its service package. Initially, the Company expects that approximately 70% of new business will come from the consumer market as a result of advertising campaigns, Company-owned retail outlets and a network of retail resellers; 30% of the new subscribers are expected to come from the business community as a result of direct sales and through the network of business contacts associated with Casablanca. Eventually the Company expects consumer and business users to reach a more balanced mix.

o        Regulation

         Regulation of paging in Brazil falls under the supervision of the Ministry of Communications. Paging licenses are granted for 15 years and are renewable for successive 15-year periods. The Ministry has indicated that new paging licenses are to be granted only pursuant to a public auction. No time frames have been established for these auctions. While the Company intends to participate in the auction process, no assurances can be given that the Company will have sufficient resources to bid successfully to acquire additional licenses.

         To date, the Ministry of Communications has issued approximately 681 paging permits; the Company has interests in 33 of such permits.

COMPETITION

         The Company will have competition in all Brazilian markets in which it intends to operate. Today, competition is based predominantly upon the price of the pager. Over time, the Company believes that competition will center on quality of service, variety of service offerings, coverage area and price of service, in addition to the price of the pager itself. Most of the marketing focus in Sao Paulo today is directed at the consumer segment, with the larger competitors investing in advertising campaigns and the development of the retail sales channel.

         In Sao Paulo, the larger competitors include Mobitel, Teletrim, PowerNet and Conectel. Recently PageNet, the largest paging company in the world, entered into the Brazilian paging market. In all major paging markets throughout the world, a certain level of competition is necessary to create market awareness and drive paging penetration levels upwards.

         Given the limited amount of paging frequencies made available by the Ministry of Communications, management believes that business and consumer demand for service will continue to outpace supply. The Sao Paulo and Rio de Janeiro metropolitan areas together account for approximately 67% of the existing paging market in Brazil, but paging penetration rates are only about 2.20% and 1.85%, respectively. U.S. penetration is approximately 15% but is typically higher in urban areas. Management expects by the year 2000 that the Brazilian national penetration should be approximately 3%, or 6 times its current penetration rate of .5%. No assurances can be given that such growth will take place.

         Management estimates that there are currently 26 paging licenses issued in the greater Sao Paulo area with an aggregate capacity of 2.51 million pagers. While some of its competitors have as many as 150,000 pagers in service, the Company currently has only approximately 10,000 subscribers in SkyLink. The Company is therefore not currently a significant factor in the Brazilian paging industry.

o        Employees

At September 25, 1997, the Company employs a total of 124 persons including 4 executive officers and 120 persons involved in the Company's paging operations in Brazil. The Company believes that its relationship with its employees is good.

ITEM 2.           PROPERTIES

         The Company rents office space for its administrative offices in Vancouver, British Columbia, Canada on a month to month basis and has entered into a 3 year lease for its local operating offices in Sao Paulo, Brazil. The Company's executive offices in New York are provided without charge (other than reimbursement for out-of-pocket expenses) by Jane Street Communications, Inc., a company beneficially owned by Steven L. Sinn, the Company's Chairman and Chief Executive Officer.
The Company believes that such space is adequate for its current needs.

ITEM 3.           LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party to or to which any of its property is subject.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                                      PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Price Range of Class A Common Stock

         The following high and low sale prices are as reported by the Nasdaq Bulletin Board:


                                                                          1997                        1996

                                                                    High            Low          High           Low
First Quarter ......................................................n/a             n/a           n/a           n/a
Second Quarter ...................................................  n/a             n/a           n/a           n/a
Third Quarter .....................................................$3.75           $0.60          n/a           n/a
Fourth Quarter ....................................................$5.03           $3.25          n/a           n/a

          No trades were reported for the period commencing July 1, 1995 and ending February 3, 1997 as trading in the Company's Class A Common Stock was halted at the Company's request.

         . On September 25, 1997, there were approximately 506 shareholders of record.

Common Stock

         The Company is authorized to issue 10,000,000 shares (without par value) of Class A Common Stock and 10,000,000 shares of Class B Common Stock (without par value). As of September 15, 1997, there were shares of Class A Common Stock and 1,795,200 shares of Class B Common Stock issued and outstanding.

Shares  of  Class  A  Common  Stock  have  the  following   special  rights  and
restrictions:

         The Directors of the Company shall at all times, in their complete discretion, have the right to declare dividends on the Class A Common Stock in conjunction with or to the exclusion of Class B Common Stock and at rates and terms the same as or different from that which may be declared on the Class B Common Stock.

         In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or other distribution of the assets of the Company among its stockholders for the purpose of winding up its affairs or upon a reduction or return of capital, the holders of Class A Common Stock are entitled to receive, before any distribution of any part of the assets or property of the Company among the holders of the Class B Common Stock, the amount paid up on Class A Common Stock together with an amount equal to all accrued and unpaid dividends thereon. Thereafter, and following distribution of any part of the assets or property of the Company among the holders of the Class B Common Stock, as provided for below, the remaining property and assets of the Company shall be distributed to the holders of Class A Common Stock pro rata according to the amount of paid up capital on each share of such Class A Common Stock bears to the total paid-up capital on all of the then issued and outstanding shares of Class A Common Stock.

         At all meetings of the shareholders of the Company, the holders of the Class A Common Stock are entitled to one vote for each share of Class A Common Stock held. If and whenever at any time the outstanding Class B Common Stock of the Company shall be subdivided, redivided or changed into a greater or consolidated into a lesser number of shares, the then outstanding Class A Common Stock of the Company shall also be subdivided, redivided or changed into a greater or consolidated into a lesser number of shares on the same basis.

Shares  of  Class  B  Common  Stock  have  the  following   special  rights  and
restrictions:

         The directors of the Company shall, at all times, in their complete discretion, have the right to declare dividends on the Class B Common Stock in conjunction with or to the exclusion of the Class A Common Stock and at rates and on the terms the same as or different from that which may be declared on Class A Common Stock.

         In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or other distribution of assets of the Company among its stockholders for the purpose of winding up its affairs or upon reduction or return of capital, the holders of Class B Common Stock are entitled to receive, after the distributions to the holders of Class A Common Stock of the amount paid-up on the Class A Common Stock together with all accrued and unpaid dividends thereon, only the amount paid up on the Class B Common Stock together with all accrued and unpaid dividends thereon and no more.

         At all meetings of the shareholders of the Company, the holders of the Class B Common Stock are entitled to one vote for each Class B Share held.

         The holders of Class B Common Stock have the right, at any time, to convert Class B Common Stock into Class A Common Stock on the basis of one share of Class A Common Stock for each share of Class B Common Stock so converted upon payment to the Company of a sum equal to the average paid-up capital per share of Class A Common Stock on the date of such conversion.

Dividends

         The Company has no present plan to pay cash dividends on either Class of its Common Stock in the foreseeable future and has covenanted that it will not declare or pay any dividends (either in cash, stock or property) on the Class B Common Stock during the period commencing August 1, 1997 and ending January 1, 2002.

ITEM 6.           SELECTED FINANCIAL DATA

         The following tables present selected information relating to the financial condition and results of operations the Company for the past five years and should be read in conjunction with consolidated financial statements.


                                                                               June 30

                                                          1997            1996           1995          1994*
                                                          ----            ----           ----          -----
Summary Balance Sheet Data:
Working capital                                           645,975        354,011         50,565         28,810
Property and equipment, net                               201,773            269            385            552
Total assets                                            4,464,223        613,326        628,351        356,557
Total debt                                              1,032,109         41,549         10,671          3,655
Total shareholders' equity                              3,208,403        571,777        617,686        352,902


                                                                          June 30

                                                   1997             1996             1995              1994*
                                                    ----             ----             ----              -----
Summary Statement of
Operations Data
Revenue                                            48,388          100,170           102,898            28,510
Operating income (loss)                         (796,358)         (45,505)            88,040            27,370
Interest expense                                        -                -                 -                 -
Net earnings (loss) attributable                (778,341)         (45,505)           880,400           273,700
to common stockholder(s)

Earnings per Common Share                          (0.43)           (0.04)              0.04              0.01

Dividends paid to common                                -           38,570            67,245             8,089
stockholders
Weighted average number of                      4,105,774        3,506,683        16,152,364        12,095,927
common shares outstanding at
year end

* Company incorporated July 23, 1993


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Promax Communications Inc. (formerly First Canadian Financial Corporation) was created as a mortgage investment corporation involved in the issue and management of residential property mortgages in Canada. In January 1997, an agreement was reached with investors to change the business strategy of the Company in recognition of new communications opportunities identified in South America and to invest in the development of a paging business.

         The results contained in this report consolidate the Company's investments in all subsidiaries following this change of strategy, all of which were acquired in the last quarter of the 1997 fiscal year. The Company's ownership interests are described in Note 1 to the financial statements appended to this filing and the Company's accounting policies are fully described in Note 2.

ACQUISITIONS

         In April 1997, Promax completed the acquisition of 77.76% of the equity of Auto Link Telecom S.A. ("Auto Link") located in Sao Paulo, Brazil, and has an option to acquire the remaining 22.24% when approval for the transfer is granted by the Brazilian Ministry of Communications. Auto Link holds permits to operate paging services in Sao Paulo and 32 surrounding municipalities, but has not initiated any service to date.

         The 77.76% interest consists of 11.10% of the voting stock (all of which voting stock constitutes 33.34% of Auto Link's outstanding capital stock) and 100% of the outstanding non-voting stock, (which non-voting stock constitutes 66.66% of Auto Link's outstanding capital stock.) Consideration paid for this interest consisted of $2 million in cash and finder fees of 400,000 Promax Class A common shares which were issued from treasury.

         When the additional 22.24% of the Auto Link shares are permitted to be transferred, under the option arrangement, a further 500,000 Class A common shares will be issued to the venders after which Promax will own 100% of Auto Link.

         Also in April 1997, Promax acquired a 77.76% interest in Amparo Central De Telecommunicacoes Ltda., ("Amparo") a paging company operating in Amparo, Brazil (population approximately 1 million). The system has been in operation for more than two years and presently serves over 300 subscribers. The purchase price for 100% of the equity was $150,000 in cash paid in full, although transfer of the remaining 22.24% of the equity is subject to the approval of the Ministry of Communications as was the case with Auto Link.

         In June 1997, the Company acquired 100% of Servicios de Telecommunicaciones S.A., ("Servicios") a company licensed to provide one way paging on two frequencies for the entire country of Bolivia (population 7.4 million). At year end, no operations had yet commenced in this company. The consideration paid for this company consisted of cash in the amount of $150,000 and 390,000 Class A common shares.

         Finally, also in June, the Company signed a letter of intent to acquire 77.76% of a fourth company, Andrade Gomez Communicacoes S.A.("Andrade") with an irrevocable option to purchase the remaining 22.24%. This paging operation serves greater Sao Paulo and a nearby beach area (population 24 million). The company provides service to approximately 9,500 subscribers presently.

         The total consideration, based on 9,000 subscribers, will consist of approximately $6,900,000 payable in cash plus 300,000 Class A common shares of the Company. More details of this proposed transaction are included in ITEM 1 - BUSINESS of this filing.

RESULTS OF OPERATIONS - Fiscal year ended June 30, 1997 compared to fiscal years ended June 30, 1996 and June 30, 1995.

Revenues:

         As a result of these acquisitions, the Company is able to report subscriber revenues from May 1, 1997, the effective date of acquisition of Amparo, amounting to $16,000. No comparable revenues were earned in either 1996 or 1995.

         Other revenues in the current year totalling $31,000 were comprised of approximately $11,000 of interest income arising from investment of funds on hand and approximately $20,000 of interest income from the mortgage portfolio held earlier in the year. In 1996 and 1995, all revenues amounting to $100,000 and $103,000 respectively were interest income from the mortgage portfolio.

Expenses:

         Total operating costs for 1997 of $845,000 were far greater than in the prior years, reflecting both the costs of the modest existing operations and the planning and preparation for expanded operations of the other companies acquired. Operating costs for the current year included Technical Operations amounting to $28,000, Sales and Marketing of $149,000, Administration of $611,000 and Amortization of $57,000.

         Due to the change of business, comparable operating costs for 1996 of $52,000 and 1995 of $15,000 were solely administrative in nature incurred to manage the mortgage investments.

         Technical Operations costs were $28,000 for the year, of which $6,000 related solely to the Amparo operations. The additional costs of $22,000 were incurred in the form of salaries and other costs for the re-engineering of both Auto Link and Amparo facilities to increase the overall system capacity. As previously noted, no comparable costs were incurred in either 1996 or 1995.

         Sales and Marketing costs of $149,000 represent the costs of staff and consulting services for market surveys and assessment and for the development of a marketing campaign. As was the case for Technical Operations, no comparable costs for 1996 or 1995 were incurred.

         Administration costs aggregating $611,000 were the most significant cost component by far due to both the acquisition activity in the year and the general administrative costs in support of the re-engineering and new marketing thrust development undertaken by management. Promax's corporate costs amounted to $370,000 attributed to professional fees primarily ($61,000), travel ($93,000) consulting fees ($56,000) management salaries ($48,000) and other office, corporate and regulatory costs ($57,000). The remainder of the Administration costs of $296,000 included approximately $6,000 attributable to Amparo's administration with the other $290,000 incurred by Auto Link as professional fees ($65,000), consulting fees ($73,000) and salaries and other in-country corporate and operational costs ($152,000).

         In 1996, Administration costs of $52,000 included professional fees ($39,000) and general administration costs ($13,000). In 1995, these costs were lower at $15,000, essentially all professional fees.

         Amortization, included with operating costs, amounted to $57,000 comprised of approximately $3,000 for equipment depreciation and the remaining $54,000 for amortization of the deferred acquisition costs of the various paging licenses arising from the three acquisitions in the year. Amortization amounts for 1996 and 1995 were insignificant by comparison, under $200 each year.

         Other Income and Expenses in 1997 included a revenue amount of $16,000, reflecting the recovery of monies from a mortgage receivable previously written off. In 1996, an expense of $94,000 was reported arising from the write down in carrying value of the Company's mortgage portfolio. In 1995, there were no such revenue or expense items.

Net Operating Income:

         The Company experienced an operating loss in 1997 of $778,000 before taxes and non-controlling interest (related to the 22.24% of the subsidiary equity held by others) reflecting the flow through of the high cost levels for the acquisition and re-engineering of the operations of the Brazilian companies. In 1996, a loss was also suffered of $46,000 as a result of the substantial write-down of the mortgage portfolio in that year. In 1995, a profit of $88,000 resulted from the mortgage investment operation.

LIQUIDITY AND CAPITAL RESOURCES

Corporate Funding Activities:

         At the beginning of the year, approximately 5,741,000 Class A common shares were outstanding. In settlement of an action brought against the Company and its former management by certain shareholders seeking an appraisal and purchase of their shares, approximately 4,397,000 shares of Class A Common Stock were redeemed. The aggregate cost of such redemptions was $478,000. Following this, the Board of Directors authorized a rollback of the Class A and Class B Common Stock to reduce the share capitalization of the Company on the basis of 1 new share for each 5 of the existing shares held. As a result, only 268,671 Class A common shares remained issued and outstanding at the time of the business change.

         Subsequent to the change in January, the Company completed certain private placements to fund the cash requirements of the acquisitions. Monies were also used to direct the operations from both technical and organizational perspectives, to create a marketing program for subscriber growth, and to cover all of the Company's corporate professional fees, management and administrative costs related to the activities in the period. A total of 3,881,502 Class A Common shares plus a further 100,000 Class A common shares paid as broker fees were issued in these private placements raising $2,743,000.

         In addition, 605,000 Class B common shares of the Company were converted into Class A common shares in the year providing a further $343,000 of working capital to the Company. The conversion privileges require additional cash payments to equalize the per share cost of the Class B shares to the average capitalized value of all of the outstanding Class A shares at the time of conversion.

         While most of the purchase price of the three acquisitions was paid in cash, 790,000 shares of Class A common shares were issued also valued at $1.00 per share (the prevailing market rate at the time of acquisition) thereby adding $790,000 to the Company's equity.

         By contrast, in 1996, only 363,439 Class A common shares were issued to raise $29,000 with a further 117,232 Class A shares issued as broker's fees. No funding took place in 1995.

         With respect to the Company's Class B common shares, there were 12,001,000 shares outstanding throughout both 1995 and 1996 recorded in the accounts with a capitalized value of $877. In 1997, concurrent with the rollback of the Class A shares, the Class B shares were rolled back also on the equivalent basis of 1 new share for each 5 outstanding shares which reduced the issued total to 2,400,200 shares, with no change to the capitalized value. Following the change in business strategy, 605,000 of these Class B shares were converted to Class A shares further reducing the outstanding share count to 1,795,200 and the capitalized value to $650.

Liquidity:

         The Company's liquidity throughout the year has been maintained by means of three private placements which raised a total of $2,743,000. As stated previously, all of these monies have been used to meet the cash requirements of the three acquisitions and the associated developmental and support costs. At year end, the Company is believed to be adequately funded with a cash position of approximately $700,000, a level more than sufficient to meet its immediate obligations and short-term operating needs.

         In September 1997, the Company completed the Andrade acquisition for consideration of approximately $6,900,000 cash and 300,000 shares of Class A Common Stock. In order to finance this new system's purchase and operational needs, the Company commenced a private placement of Class A Common Stock (at a purchase price of $2.00 per share) in the first quarter of the new fiscal year. To date, the Company has sold 2,000,000 shares in this offering.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Promax Communications Inc. are set forth under Item 14 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the year, the Company's accountants resigned although there were no matters of disagreement at any time prior to their resignation. KPMG were appointed by the Board of Directors in June, 1997 and their audit report for the year ended June 30, 1997 is attached to this filing.

                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                                        Age               Position

         o        Steven L. Sinn            51                Chairman, Chief Executive Officer and Director
         o        Minaz Devji               44                Corporate Secretary and Director
         o        Ross Wilmot, C.A.         53                Vice President, Finance and Director
         o        Arlette Siaretta          54                Vice President, Marketing

o Steven L. Sinn has been Chairman, CEO and Director of the Company since February 2, 1997. For the past two years, Mr. Sinn has been an investor and management consultant in the telecommunications industry through his privately held company, Jane Street Communications, Inc. From 1983 to 1995, Mr. Sinn was Chairman and CEO of PageAmerica Group, Inc., one of the largest publicly held paging companies in the United States. From 1972 to 1983, he was Senior Vice President and Director of UA Columbia Cablevision, Inc., one of the 10 largest cable television companies in the United States, until it was sold in 1983. Mr. Sinn currently serves as a director of two private communications companies, a broadcast radio operation and a national long distance reseller. He has previously served as director of USA Network, a cable television network, and MecklerMedia Inc., an Internet media company and publisher of Internet World magazine.

o Minaz Devji has been Corporate Secretary and Director of the Company since January 10, 1997. Mr. Devji is a self-employed businessman and financier. Mr. Devji was involved in St. Philips Resources Ltd., which owns 40% of the South Kemess Gold Deposit in British Columbia, Canada, which Royal Oak Mines purchased in January 1996 for $200 million (Canadian dollars) in cash. He is a Director of various companies including Paloma Ventures Ltd. and IAS Technologies Inc.

o Ross Wilmot, C.A. is a self-employed chartered accountant and has been Vice President, Finance and Director of the Company since May 23, 1997. Mr. Wilmot is also a Director and Vice President, Finance of Multivision Communications Corp. and Vice President, Finance for Athabaska Gold Resources Ltd., Breckenridge Resources Ltd., and Even Resources Ltd. Mr. Wilmot was Treasurer of Canbras Communications Corp. during its start-up period. He is a Director of IAS
Technologies Inc., Harambee Mining Corp., Paloma Ventures Ltd. and Teledata Ventures Ltd.

o Arlette Siaretta has been Vice President, Marketing since March 1, 1997. Ms. Siaretta is also one of the controlling holders and an officer of Casablanca in Sao Paulo, Brazil. The Board intends to nominate Ms. Siaretta for a Directorship in the near future.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation awarded or paid to or earned by the chief executive officer for services rendered in all capacities to the Company (including its subsidiaries) for 1997. No other officer earns in excess of $100,000 per annum and no executive compensation was paid during the fiscal years ended June 30, 1996 and June 30, 1995.


                                            Summary Compensation Table
                                                Annual Compensation

                  Name and                                                               Other Annual         All Other
             Principal Position                  Year        Salary         Bonus        Compensation         Compensa
                                                                                                                tion
Steven Sinn...................................   1997           $40,000      Nil               $2,660 (2)        Nil
           Chairman, President and                                  (1)
           Chief Executive Officer

(1) Mr. Sinn became the Company's Chief Executive Officer in March 1997, and is compensated at the rate of $120,000 per annum.

(2) Represents the amount reimbursed during the fiscal year for payment of insurance premiums.

Proposed Employment Agreements.

         Steven L. Sinn, the Company's Chairman and CEO, is currently being compensated at the rate of $120,000 per annum (plus expenses and health benefits) pursuant to an informal agreement to be superseded by a definitive employment agreement with Mr. Sinn to be entered into in the near future.

         The Company also intends to enter into a three-year employment agreement with Arlette Siaretta which will provide for an annual salary of $150,000, $75,000 of which will be paid as an advance. As additional consideration, it is currently contemplated that Ms. Sarietta will also be granted 75,000 shares of Class A Common Stock in the first year of service and 225,000 shares in each of her second and third years of service.

         It is also contemplated that Ms. Sarietta's contract will provide that upon any new issuance of the Company's Common Stock, Promax shall grant her a one-year pre-emptive option to purchase the number of shares required to maintain her 12.5% ownership in the Company prior to the issuance of such shares at an exercise price equal to the consideration paid for such newly issued shares. The foregoing terms have been agreed to in principle, but no agreement has been executed to date.

         While the Company intends to enter into employment agreements with Mr. Sinn and Ms. Siaretta, no assurances can be given that such agreements will be executed.

ITEM 12.          SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table shows as of August 31, 1997, the number and percentage of shares of the Company's Class A and Class B Common Stock (in the aggregate), and held by the directors and all officers individually and as a group:


                                             Number of Shares
Name and Address                             Beneficially Owned (1)                            Percentage
----------------                             ----------------------                            ----------
Steven L. Sinn                                          567,188 (2)                             7.19%
25 Central Park West
New York, NY 10023
Minaz Devji                                             700,000 (3)                             8.88%
1185 West Georgia Street
Vancouver, B.C.  V6E 4E6
Arlette Siaretta                                        800,000 (4)                             10.15%
Avenida Republica do Libano 379
Sao Paulo, Brazil
Ross Wilmot                                                 -0-                                   *
1185 West Georgia Street
Vancouver, B.C.  V6E 4E6
Ashif Motan                                            1,005,000 (5)                            12.75%
965 Old Lillooet Road
North Vancouver, B.C.  V7J 3H6
All officers and                                         2,067,188                              26.22%
directors
as a group (4 Persons)

--------------------------
Less than 1%

         (1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options, warrants and convertible notes currently exercisable or convertible within sixty days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of ownership of any other person.

         Unless otherwise indicated, the Company believes that all persons named in the table have sole investment and voting power with respect to the shares of Common Stock beneficially owned by them.

         (2) Includes 200,000 shares of Class A Common Stock, 235,000 shares of Class B Common Stock and immediately exercisable options to purchase 132,18 shares of Class A Common Stock (71,250 of which are exercisable at $0.50 per share and 60,938 of which are exercisable at $2.00 per share). Does not include unvested options held by Mr. Sinn to purchase 396,563 shares of Class A Common Stock (213,750 of which are exercisable at $00.50 per share and 182,813 of which are exercisable at $2.00 per share). Such options vest at the rate of 25% every six (6) months. The options exercisable at $2.00 per share were originally exercisable at $3.25. The exercise price of such options was reduced pursuant to an oral agreement between the Company and Mr. Sinn.

         (3) Includes 700,000 shares of Class A Common Stock.

         (4) Includes 250,000 shares of Class A Common Stock, 175,000 shares of Class A Common Stock to be issued in connection with the Autolink acquisition, 75,000 shares of Class A Common Stock to be issued pursuant to Ms. Siaretta's proposed employment agreement and 300,000 shares of Class A Common Stock issuable to Ms. Siaretta upon the closing of the SkyLink acquisition. Does not include 225,000 shares of Class A Common Stock which may be issued in each of years two and three of Ms. Siaretta's proposed employment agreement or warrants to purchase shares of Class A Common Stock issuable pursuant to an anti-dilution clause of such agreement.

         (5) Includes 820,000 shares of Class A Common Stock and 185,000 shares of Class B Common Stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1997, the Company sold 2,000,000 shares of Class A Common Stock at a price of $0.12 per share to certain Directors (Steven L. Sinn, 200,000 shares; former Director Ashif Motan, 800,000 shares; Minaz Devji, 700,000 shares and former Director Robert H. Miller, (via Candide Investments, Ltd.), 300,000 shares for gross proceeds of $240,000. All of such 2,000,000 shares (except for 130,000 of the shares held by Candide Investments Ltd.) are subject to a written pooling agreement dated April 23, 1997 whereby the holders thereof may not sell, transfer or hypothecate them in any manner whatsoever; provided, however, that 25% of such shares shall be released on April 23, 1999 and the balance on April 23, 2000.

         In March 1997, the Company completed a private placement of 1,300,000 shares of Class A Common Stock at a price of $0.50 per share for gross proceeds of $650,000. Ashif Motan purchased 20,000 shares in this Offering and a fund ("Fund") whose investment power is held by Patrick Siaretta, the adult son of Arlette Siaretta, a Director of the Company, purchased 200,000 shares in this Offering.

         In May 1997, the Company completed a private placement of 596,500 shares of Class A Common Stock at a price of $3.25 for gross proceeds of $1,938,625. Pursuant to an oral agreement between the Company and the investors in such offering, the per share purchase price of such offering will be retroactively reduced to $2.00 per share, however. As a result, an aggregate of 372,183 additional shares of Class A Common Stock will be issued to investors in such offering. The Fund purchased 250,000 shares in this Offering.

         In July 1997, the Company completed a private placement of 3,800 Units, each Unit consisting of one (1) 12% Secured Promissory Note and warrants to purchase 250 shares of Class A Common Stock at $3.25 per share. Pursuant to an oral agreement between the Company and the investors in such offering, the exercise price of such warrants will be retroactively readjusted to $2.00 per share and the aggregate number of warrants will be increased to 1,852,500, including 308,750 issued to the placement agent as part of its compensation in connection with such offering. The Fund purchased 800 Units in this offering.

         The oral agreements in the May and July 1997 offerings contemplated that the $3.25 purchase price of (or the $3.25 exercise price of any warrant to purchase) one share of Class A Common Stock in such offerings would be reduced to an amount equal to the offering price per share of Class A Common Stock in any subsequent offering of Class A Common Stock. Given that management believes that market conditions required that this Offering be priced at $2.00 per share of Class A Common Stock, the offering prices and number of shares (or warrants, as the case may be) have been adjusted in such financings pursuant to such oral agreements.

         The Company has issued 250,000 shares of Class A Common Stock as a commission to Arlette Siaretta regarding the Auto Link acquisition, 300,000 shares of Class A Common Stock as a finder's fee regarding the SkyLink acquisition and is obligated to issue her 175,000 shares of Class A Common Stock (as part of the purchase price) for her interest in the Auto Link transaction

         The Company may purchase certain services, such as the use of fiber optic cables and the use of a satellite uplink facility, from Casablanca, a company controlled by Ms. Siaretta pursuant to a fee schedule to be negotiated.

         The Company obtains the use of certain office space in Vancouver, Canada (including the use of telephone and facsimile), as well as secretarial, accounting and administrative services from International Portfolio Management Inc. ("IPM"). Ross Wilmot, an officer and Director of the Company, is an officer of IPM. Minaz Devji, a director of the Company, is an affiliate of IPM, but received no compensation from and has no ownership in IPM. The Company pays IPM at the rate of approximately $50,000 per annum for such services. The Company's executive offices in New York are made available without charge by Jane Street Communications, Inc., a company beneficially owned by Steven L. Sinn, the Chairman and CEO of the Company.

         All transactions between the Company and a Director, executive officer, or a 5% shareholder of the Company must be on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

                                                      PART IV


Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K


REFERENCE                               FORM 10-K ANNUAL REPORT                              PAGE
(a)(1)
                                        Report of Independent Accountants                    F-1
                                        Consolidated Balance Sheets at June 30,              F-2
                                        1997 and 1996
                                        Consolidated Statements of Operations                F-3
                                        and Retained Earnings for the years
                                        ended June 30, 1997, 1996 and 1995
                                        Consolidated Statements of Changes in                F-4
                                        Financial Position for the years ended
                                        June 30, 1997, 1996 and 1995
                                        Notes to Consolidated Financial                      F-5
                                        Statements


(a)(2)                                  The following exhibits are filed herewith:
Exhibit
Number                                  Exhibit
3.1                                     Certificate of Incorporation *
4.1                                     Specimen Certificate of Class A Common Stock *

4.2                                     Specimen Certificate of Class B Common Stock *

10.1                                    AutoLink Purchase Agreement*

10.2                                    Amparo Purchase Agreement *

10.3                                    Servicios Purchase Agreement

10.4                                    SkyLink Purchase Agreement *

21                                      Subsidiaries of the Registrant



* To be filed by amendment

                      Consolidated Financial Statements of



                      PROMAX COMMUNICATIONS INC.
                      (formerly First Canadian Financial Corporation)



                      Years ended June 30, 1997, 1996 and 1995

AUDITORS' REPORT TO THE SHAREHOLDERS



We have audited the consolidated balance sheet of Promax Communications Inc. (formerly First Canadian Financial Corporation) as at June 30, 1997 and the consolidated statements of operations and retained earnings (deficit) and changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1997 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.

The financial statements as at June 30, 1996 and for the years ended June 30, 1996 and 1995, prior to restatement for the change in reporting currency as described in note 2, were audited by other auditors who expressed an opinion without reservation on those statements in their report dated October 18, 1996. We have examined the adjustments that were applied to restate the 1996 and 1995 financial statements and in our opinion, such adjustments are appropriate and have been properly applied.

Significant  differences  between the accounting and disclosure  requirements of
Canadian  and  United  States  generally  accepted  accounting   principles  are
quantified and explained in note 11 to the financial statements.



KPMG
Chartered Accountants



Vancouver, Canada

August 29, 1997

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Consolidated Balance Sheets (note 1)
(expressed in United States dollars)


                                                                                  June 30,              June 30,
                                                                                   1997                   1996

Assets
Current assets:
     Cash and cash equivalents                                             $      735,847         $    395,560
     Accounts receivable and prepaids                                              90,502                 -
     Inventory                                                                     33,858                 -
                                                                                  860,207               395,560

Investment in ArgenTel (note 4)                                                   200,000                 -

Mortgages and loans receivable                                                     26,522              217,497

Equipment (note 5)                                                                201,773                  269

Deferred development costs (note 6)                                             3,175,721                 -



                                                                           $    4,464,223             $613,326



Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                              $      214,232              $41,549

Subscriptions received in advance of issuance of
   capital stock (note 7)                                                       1,032,109                 -

Non-controlling interest                                                            9,479                 -

Shareholders' equity:
     Capital stock (note 7)                                                     4,027,455              615,807
     Deficit                                                                     (822,371)            (44,030)
     Cumulative translation adjustment                                              3,319                 -
                                                                                3,208,403              571,777

Operations (note 1)
Subsequent events (note 12)


                                                                           $    4,464,223           $  613,326

See accompanying notes to consolidated financial statements.

On behalf of the Board:


Steven L. Sinn         Director


Ross Wilmot            Director
                                       F-2

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Consolidated Statements of Operations and Retained Earnings (Deficit) (note 1) (expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995

                                                               1997               1996               1995

Revenues:
     Subscriber                                        $       16,752        $      -            $      -
     Other                                                     31,636             100,170              102,898
                                                               48,388             100,170              102,898

Operating costs:
     Technical operations                                      28,060                -                    -
     Sales and marketing                                      148,956                -                    -
     Administration                                           610,891              52,004               14,692
     Amortization                                              56,839                 116                  166
                                                              844,746              52,120               14,858

Income (loss) before the undernoted                          (796,358)             48,050               88,040

Other income (expenses):
     Writedown of mortgages and loans                            -                (93,555)                -
     Other                                                     16,086               -                     -
                                                               16,086             (93,555)                -

Income (loss) before non-controlling interest                (780,272)            (45,505)              88,040

Non-controlling interest                                        1,931               -                    -

Net income (loss) for the year                               (778,341)            (45,505)              88,040

Retained earnings (deficit), beginning of year                (44,030)             40,045               19,250

Dividends paid                                                   -                (38,570)             (67,245)

Retained earnings (deficit), end of year                 $   (822,371)        $   (44,030)             $40,045


Earnings (loss) per share                                $     (0.43)        $      (0.02)            $   0.04



See accompanying notes to consolidated financial statements.

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Consolidated Statements of Changes in Financial Position (note 1)
(expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995


                                                             1997                          1996                       1995

Cash provided by (used in):

Operations:
     Net income (loss) for the year                 $        (778,341)            $    (45,505)                     $88,040
     Items not involving cash:
         Amortization                                          56,839                      116                          166
         Non-controlling interest                              (1,931)                      -                          -
     Change in non-cash operating working
       capital                                                 86,353                   38,292                        3,911
                                                             (637,080)                  (7,097)                      92,117

Financing:
     Issuance of shares, net of issue costs                 3,889,874                    38,231                     243,955
     Redemption of shares                                    (477,999)                     -                           -
     Dividends                                                   -                      (38,570)                    (67,245)
     Amounts receivable related to the issuance
       of shares                                              (38,030)                     -                            -
     Subscriptions received in advance of the
       issuance of capital stock                            1,032,109                      -                            -
                                                            4,405,954                      (339)                    176,710

Investments:
     Investment in ArgenTel                                  (200,000)                      -                           -
     Mortgages and loans receivable                           190,975                   349,238                    (243,195)
     Increase in deferred development costs                  (100,527)                      -                         -
     Acquisition of equipment, net of disposals              (115,727)                      -                         -
     Business acquisitions, net of cash
       acquired (note 3)                                   (3,203,308)                      -                         -
                                                           (3,428,587)                  349,238                   (243,195)

Increase in cash and cash equivalents                         340,287                   341,802                     25,632

Cash and cash equivalents, beginning
   of year                                                    395,560                    53,758                     28,126

Cash and cash equivalents, end of year                   $    735,847              $    395,560                    $53,758


See accompanying notes to consolidated financial statements.

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Notes to Consolidated Financial Statements
(expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995



1.   Operations:

Promax Communications Inc. (formerly First Canadian Financial Corporation) (the "Company") was incorporated under the laws of British Columbia as a Mortgage Investment Corporation on July 23, 1993. From the date of incorporation through January, 1997 the Company was engaged in the issuance of residential property mortgages. On January 22, 1997 an agreement among certain current and former shareholders was concluded which permitted the Company to initiate a business strategy of developing paging licenses in Latin America.

By date of April 7, 1997, as subsequently amended, the Company entered into an agreement with Auto Link Telecom S.A. ("Auto Link") to acquire 77.76% of its issued and outstanding capital stock as follows: 33.34% of the outstanding voting stock (which constitutes 11.10% of Auto Link's outstanding capital stock) and 100% of the outstanding non-voting stock (all of which constitutes 66.66% of Auto Link's outstanding capital stock). The Company was also granted irrevocable and irretractable option rights with respect to purchasing the remaining 22.24% of Auto Link's issued and outstanding capital stock (representing 66.66% of the outstanding voting stock). Auto Link holds permits from the Brazilian Ministry of Communications to operate paging services in Sao Paulo, Brazil and 32 surrounding municipalities. These consolidated financial statements include the results of Auto Link's operations from April 30, 1997 (the effective date of acquisition) to June 30, 1997.

By date of April 30, 1997 the Company, through Auto Link, entered into an agreement to acquire the Amparo Central de Telecommunicacoes ("Amparo") paging business in Brazil. At the date of acquisition, Amparo had approximately 300 subscribers. These consolidated financial statements include the results of Amparo's operations from April 30, 1997 (the effective date of acquisition) to June 30, 1997.

In  June,   1997,  the  Company   completed  the  acquisition  of  Servicios  de
Telecomunicaciones S.A. ("Servicios"), a company licensed to provide paging services in Bolivia. Servicios had no operations in the year.

To date the Company has generated no net income from its paging business. These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business.

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Notes to Consolidated Financial Statements, page 2
(expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995



2.   Significant accounting policies:

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in Canada. Except as disclosed in note 11, they are also in accordance, in all material respects, with accounting principles generally accepted in the United States. The significant accounting policies are as follows:

      (a)         Basis of presentation:

The consolidated financial statements include the accounts of the Company, and its direct and indirect wholly-owned subsidiaries including: Auto Link, Amparo and Servicios. All material intercompany balances and transactions have been eliminated. These consolidated financial statements include the results of operations of Auto Link and Amparo from the date of their acquisitions (see note
1).

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates that affect the reported value of assets, such as mortgages and loans, and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (b)          Reporting currency:

Because the Company's operations are now primarily denominated in U.S. dollar based currencies, the Company changed to U.S. dollar reporting in its 1997 financial statements. The comparative financial statements for the years ended June 30, 1996 and 1995 have been restated from Canadian dollars to U.S. dollars using a translation of convenience whereby the June 30, 1996 year-end exchange rate of 0.7309 was applied to each of the previously reported figures.

     (c)          Cash equivalents:

Cash equivalents are represented by short-term investments issued by major financial institutions having original terms to maturity of three months or less when acquired.

     (d)          Inventory:

Inventory consists of pagers held for resale which are recorded at the lower of purchase cost to the Company and net realizable value.

     (e)          Investment in ArgenTel:

The Company's investment in ArgenTel Corporation (note 4) is accounted for by the cost method.

     (f)          Mortgages and loans:

Mortgages and loans are stated net of any allowance for credit losses. The Company has written no new mortgages since September, 1995 and has been gradually liquidating its portfolio. As at June 30, 1997, one mortgage remains in the portfolio.

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Notes to Consolidated Financial Statements, page 3
(expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995



2.   Significant accounting policies (continued):

       (g)                 Equipment:

Equipment is recorded at cost and includes all costs of towers, transmitters, and other equipment. Equipment is amortized over its estimated useful life as follows:

             Assets                               Basis         Life/Rate

         Towers and transmitters               straight-line        10 years
         Computer equipment and other          straight-line         5 years


     (h)          Deferred development costs:

Deferred development costs are recorded at cost and are being amortized on a straight-line basis over their estimated useful life of 10 years.

     (i)          Foreign exchange:

The Company's businesses which operate in other than U.S. dollars are considered to be self-sustaining in nature. Accordingly, assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date. Transactions which impact the determination of earnings are translated at average exchange rates during each reporting period. Exchange gains and losses arising from the translation of the businesses into U.S.Dollars are excluded from the determination of income and disclosed as the cumulative
translation   adjustment  in   shareholders'  equity  in  the consolidated
balance sheets. Other exchange gains and losses are included in the determination of income.

     (j)          Loss per share:

Loss per share is calculated based on the weighted average number of common shares outstanding after giving retroactive effect to the stock consolidation in the year ended June 30, 1997.

     (k)          Financial instruments:

Financial instruments include cash and cash equivalents, accounts receivable, mortgages and loans, and accounts payable and accrued liabilities, the estimated fair values of which do not differ materially from their carrying value.

     (l)          Comparative figures:

Certain comparative figures have been reclassified to conform with the basis of presentation adopted in the current year's consolidated financial statements.

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Notes to Consolidated Financial Statements, page 4
(expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995



3.   Business acquisitions:

During 1997 the Company acquired the Auto Link, Amparo and Servicios businesses. These acquisitions have been accounted for by the purchase method with the identifiable assets, liabilities, revenues and expenses consolidated from the date of the respective acquisitions.

The fair value of the consideration on these acquisitions has been allocated to the assets acquired and liabilities assumed as follows:

                                    Auto Link                Amparo           Servicios                Total

     Cash                          $     36                $     656             $   -             $       692
     Other current assets                -                    10,180                 -                  10,180
     Equipment                       20,714                   77,086                 -                  97,800
     Deferred development costs   2,502,876                  138,890              540,000            3,181,766
                                  2,523,626                  226,812              540,000            3,290,438
     Less:
         Current liabilities          1,411                   73,617                 -                  75,028
         Non-controlling interest     8,215                    3,195                 -                  11,410

     Net assets acquired         $2,514,000              $   150,000            $ 540,000          $ 3,204,000

     Consideration:
         Common shares           $  400,000               $      -              $ 390,000          $   790,000
         Cash, including costs    2,114,000                  150,000              150,000            2,414,000

                                $ 2,514,000                $ 150,000           $  540,000           $3,204,000



The Company holds an irrevocable and irretractable option to purchase the remaining 22.24% of the issued and outstanding stock of Auto Link. Pursuant to Brazilian law, the remaining 22.24% cannot be transferred until a three-year operations period has passed (expected to occur in September, 1998) and until the Ministry of Communications approves the transfer of the licenses. The aggregate consideration due for the remaining 22.24% of Auto Link consists of 500,000 Class A common shares.

4.   Investment in ArgenTel:

On January 10,  1997,  the  Company  loaned  $200,000  to  ArgenTel  Corporation
("ArgenTel"). The loan is non- interest bearing until after demand and convertible, at the Company's option, into 20% of the issued and outstanding stock of ArgenTel. ArgenTel holds a 99% interest in Luis G. Ledesma Communicacciones SRL, which is licensed to provide paging services in Argentina.

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Notes to Consolidated Financial Statements, page 5
(expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995



5.   Equipment:

                                                                                      1997                        1996

     Towers and transmitters                                                 $    101,787                       $   -
     Computer equipment and other                                                 112,383                           643
                                                                                  214,170                           643
     Less accumulated amortization                                                 12,397                           374

                                                                             $    201,773                      $    269


6.   Deferred development costs:

                                                                                   1997                           1996

     Costs incurred                                                        $    3,220,163                       $   -
     Less accumulated amortization                                                 44,442                           -

                                                                           $    3,175,721                       $   -


7.   Capital stock:

      (a)         Authorized:

            10,000,000                Class A common shares without par value

            10,000,000                Class B common shares without par value

Each Class A and Class B common shares has a right to one vote. The Class B common shares are convertible into Class A common shares at the holder's options on a one-for-one basis upon payment to the Company of a sum equal to the average paid-up capital per share of Class A common stock on the date of such conversion.

     (b)          Issued:

                                                                                      1997                        1996

                  5,645,173     Class A common shares                           $    4,026,805        $        614,930
                  1,795,200     Class B common shares                                      650                     877

                                                                                $    4,027,455        $        615,807




PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Notes to Consolidated Financial Statements, page 6
(expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995



7.   Capital stock (continued):

      (b)         Issued (continued):

         Issued Class A common stock:

                                                                                  Number of
                                                                                  shares                Amount

         Balance, June 30, 1994                                                 3,048,560       $      332,744

         Issued during the year:
              For cash, net of costs                                            2,211,322              243,955

         Balance, June 30, 1995                                                 5,259,882              576,699

         Issued during the period:
              For cash, net of costs                                              363,439               28,907
              As brokers' fees                                                    117,232                9,324

         Balance, June 30, 1996                                                 5,740,553              614,930

         Redeemed                                                              (4,397,188)           (477,999)

         5:1 consolidation                                                     (1,074,694)                -
                                                                                  268,671              136,931

         Issued during the period:
              For cash on:
                  Private placements, net of costs                              3,881,502            2,745,083
                  Conversion of class B common shares                             605,000              342,791
              On business combinations (note 3)                                   790,000              790,000
              As brokers' fees                                                    100,000               12,000

         Balance, June 30, 1997                                                 5,645,173       $    4,026,805


Class A common shares issued as brokers' fees are valued at the fair value of the shares at the date the services are provided.

At June 30, 1997, the Company had entered into subscription agreements and had received cash related to the issuance of 315,000 Class A common shares for aggregate consideration of $1,032,109.

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Notes to Consolidated Financial Statements, page 7
(expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995



7.   Capital stock (continued):

      (b)         Issued (continued):

During the year ended June 30, 1997 the Company was a defendant in a legal action in which certain Class A shareholders sought to have the Company wound up or, in the alternative, to have their shares valued and repurchased. The action was settled by agreement and as a result the Company redeemed 4,397,188 pre-consolidation Class A common shares.

         Issued Class B common stock:

                                                                                 Number of
                                                                                 shares                    Amount

         Balance, June 30, 1994, 1995 and 1996                                 12,001,000            $     877

         5:1 consolidation                                                     (9,600,800)                  -

         Converted into Class A common shares                                    (605,000)               (227)

         Balance, June 30, 1997                                                 1,795,200            $     650



     (c)          Commitments:

At June 30, 1997, there were outstanding options to purchase (i) 285,000 Class A Common Shares at an exercise price of $0.60 per share and (ii) 325,000 Class A Common Shares at an exercise price of $2.00 per share. These options expire in 2002.


8.   Income taxes:

At June 30, 1997 the Company has income tax loss carry forwards in Canada of approximately $850,000 which are available to reduce taxable income in future years. The potential benefits of these loss carry forwards and other deductions have not been recognized in the accounts.

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Notes to Consolidated Financial Statements, page 8
(expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995



9.   Segmented information:

The Company operates in a single industry segment (note 1). Geographic segment information as at and for the year ended June 30, 1997 are as follows:

                                                                           Latin
                                                         Canada           America               Total

     Revenues                                    $       31,636      $       16,752       $       48,388

     Loss for the period                                324,077             454,264              778,341

     Total assets                                     1,036,536           3,427,687            4,464,223


In the years ended June 30, 1996 and 1995, the Company operated only in Canada.


10.      Related party balances and transactions:

Included in accounts payable is $17,215 (1996 - $6,578) due to related parties.

Included in expenses for the year ended June 30, 1997 are management, consulting and administration fees of $86,000 (1996 - $nil; 1995 - $nil) charged by related parties.


11.      Reconciliation to United States accounting principles:

The basic consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada which differ in certain respects from those accounting principles that are generally accepted in the United States. The significant differences to these consolidated financial statements are set out below.

(a) For United States accounting purposes, the Company has adopted SFAS 109, "Accounting for Income Taxes". The adoption of SFAS 109 had no effect on the Company's financial position or results of operations as the future benefit of loss carry forwards would be fully offset by a valuation allowance.

(b) For United States accounting purposes, capital stock issued for non-cash consideration, including on the acquisition of businesses and as broker fees, are non-cash transactions which would be excluded from the consolidated statements of changes in financial position and reported separately.

(c) In accordance with the provision of SFAS 123 "Accounting for Stock-Based Compensation", for United States accounting purposes the Company applies the provisions of APB Opinion No. 23 to the measurement and recognition of value of stock-based compensation.

PROMAX COMMUNICATIONS INC.
(formerly First Canadian Financial Corporation)

Notes to Consolidated Financial Statements, page 9
(expressed in United States dollars)

Years ended June 30, 1997, 1996 and 1995



12.      Subsequent events:

      (a)         Skylink:

Subsequent to June 30, 1997, the Company, through Auto Link, entered into an agreement to acquire 77.76% of the paging business of Andrade Gomez
Communicacioes S.A. operating under the name Skylink ("Skylink") and an irrevocable option to acquire the remaining 22.24% of Skylink. Skylink provides service to approximately 9,500 subscribers in greater Sao Paulo, Brazil. The aggregate consideration for the Skylink acquisition is approximately $6,850,000 in cash plus 300,000 Class A common shares, subject to adjustment for changes in the number of valid subscribers acquired. A finder' fee of 300,000 Class A common shares is payable to a director of the Company. The first payment of $3,500,000 was made in July, 1997 with the remaining $3,350,000 to be paid in September, 1997. Funds for the first payment were generated from available cash and cash equivalents at June 30, 1997 and a bridge loan in the principal amount of $3,800,000 consisting of 3,800 units from a private placement. Each unit consists of a secured one-year 12% promissory note and an 18 month warrant to purchase 250 Class A common shares at $3.25 per share. The Company intends to amend, subject to regulatory approval, the warrant exercise price to be $2 per share.

     (b)          Offering:

The Company has prepared an offering memorandum for the offering of 7,000,000 Class A common shares at an offering price of $ 2 per share. The net proceeds from this offering are intended to be applied to the completion of the Skylink acquisition, to repay the bridge loan of $3,800,000 entered into in July 1997, to purchase paging equipment, pagers and paging infrastructure equipment, and for general working capital purposes.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROMAX COMMUNICATIONS INC.

                                       By:   /s/ Steven L. Sinn
                                                 Steven L. Sinn,
                                        President and Chief Executive Officer

Date: September 30, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title
                                                                                   Date
 /s/     Steven L. Sinn                 Chairman, President, Chief Executive      9/30/97
                                        Officer, and Director (Principal
                                        Executive Officer)

 /s/     Minaz Devji                    Corporate Secretary and Director          9/30/97

 /s/     Ross Wilmot                    Vice President, Finance and Director      9/30/97
                                       (Principal Financial Officer)
