Form 10-Q
period 1997-09-30
PROMAX COMMUNICATIONS INC
filed 1997-11-21
CIK 943653

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

Commission File Number: 0-25820

                           PROMAX COMMUNICATIONS INC.
             (Exact name of Registrant as specified in its charter)

Province of British Columbia                              N/A
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

25 Central Park West, # 16 E
New York, NY                                             10023
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (212) 265-0842

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of October 31, 1997 was:

              Class A common stock - 9,475,548 shares; and Class B
                         common stock - 363,200 shares.

                           PROMAX COMMUNICATIONS INC.
                              FINANCIAL STATEMENTS
                 FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                  BALANCE SHEET
                            AS AT SEPTEMBER 30, 1997

                                      September 30, 1997 June 30, 1997
                                                      $              $
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                  359,076        735,847
     Accounts receivable                        438,746         90,502
     Inventory                                  127,056         33,858
                                             ----------     ----------
                                                924,878        860,207
CAPITAL EQUIPMENT
     Transmission equipment                     192,056         95,787
     Subscriber equipment                       126,154             --
     Furniture and equipment                    257,313        105,986
                                             ----------     ----------
                                                575,523        201,773
                                             ----------     ----------

DEFERRED COSTS                               11,263,435      3,175,721
                                             ----------     ----------

INVESTMENTS
     Investment in ArgenTel                     200,000        200,000
     Mortgages and loans                             --         26,522
                                             ----------     ----------
                                                200,000        226,522
                                             ----------     ----------

                                             12,963,836      4,464,223
                                             ==========     ==========


                           PROMAX COMMUNICATIONS INC.
                              FINANCIAL STATEMENTS
                 FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                              BALANCE SHEET CONT'D
                            AS AT SEPTEMBER 30, 1997

                                     September 30, 1997  June 30, 1997
                                                      $              $
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities      2,289,620        214,232
Due to related parties                           10,665             --
                                             ----------     ----------
                                              2,300,285        214,232
                                             ----------     ----------

ADVANCES RECEIVED RE SHARES                      48,750      1,032,109
                                             ----------     ----------

NON-CONTROLLING INTEREST                         64,200          9,479
                                             ----------     ----------

LONG-TERM DEBT
     Promissory notes                         3,800,000             --
     Interest on notes                          110,238             --
                                             ----------     ----------
                                              3,910,238             --
                                             ----------     ----------

SHAREHOLDERS' EQUITY
     Share capital                            9,157,595      4,027,455
     Costs of financing                        (852,150)            --
     Deficit                                 (1,663,245)      (822,371)
     Cumulative translation adjustment           (1,837)         3,319
                                             ----------     ----------
                                              6,640,363      3,208,403
                                             ----------     ----------

                                             12,963,836      4,464,223
                                             ==========     ==========

                           PROMAX COMMUNICATIONS INC.
                       STATEMENT OF OPERATIONS AND DEFICIT
                 FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                   1997           1996
                                                  Three          Three
                                                 Months         Months
                                                      $              $

REVENUES
     Subscriber revenue                         180,042             --
     Equipment sales                             55,443             --
     Interest income                             15,971         16,998
                                             ----------     ----------
                                                251,456         16,998
                                             ----------     ----------
EXPENSES
     Cost of goods sold                          33,009             --
     Technical operations                       123,627             --
     Sales and marketing                        198,718             --
     Administration                             496,899         24,865
                                             ----------     ----------
                                                852,253         24,865
                                             ----------     ----------

LOSS BEFORE THE UNDERNOTED                     (600,797)        (7,867)
     Amortization                              (162,989)            --
     Foreign exchange loss                      (12,141)            --
     Interest on debt                          (110,238)            --
                                             ----------     ----------

LOSS FOR THE PERIOD                            (886,165)        (7,867)

NON-CONTROLLING INTEREST                         45,291             --
                                             ----------     ----------

NET LOSS FOR THE PERIOD                        (840,874)        (7,867)
DEFICIT, BEGINNING OF PERIOD                   (822,371)       (44,030)
                                             ----------     ----------
DEFICIT, END OF PERIOD                       (1,663,245)       (51,897)
                                             ==========     ==========

Loss per Class "A" Share                         (0.098)        (0.009)
Loss per common share (Class "A" and "B")        (0.086)        (0.002)
Wtd avg no of Class "A" shares outstanding    8,578,573        854,965
Wtd avg no of all common shares outstanding   9,814,373      3,255,165

                           PROMAX COMMUNICATIONS INC.
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                 FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                   1997           1996
                                                  Three          Three
                                                 Months         Months
                                                      $              $
OPERATING ACTIVITIES
     Loss for the period                       (840,874)        (7,867)
     Amortization                               162,989             --
     Non-controlling interest                   (45,291)            --
     Cumulative translation adjustment           (6,840)            --
     Net change in non-cash items             1,877,591        (12,756)
                                             ----------     ----------
                                              1,147,575        (20,623)
                                             ----------     ----------
INVESTING ACTIVITIES
     Capital assets                             (94,399)            --
     Investment in SkyLink, net of cash      (8,487,082)            --
     Increase in deferred costs                 (37,496)            --
     Mortgages and loans                             --        107,240
                                             ----------     ----------
                                             (8,618,977)       107,240
                                             ----------     ----------
FINANCING ACTIVITIES
     Shares issued for cash                   4,100,281             --
     Shares redeemed for cash                        --       (477,999)
     Promissory notes                         3,800,000             --
     Costs of financing                        (805,650)            --
                                             ----------     ----------
                                              7,094,631       (477,999)
                                             ----------     ----------

INCREASE (DECREASE) IN CASH DURING THE PERIOD  (376,771)      (391,382)
CASH, BEGINNING OF PERIOD                       735,847        395,560
                                             ----------     ----------
CASH, END OF PERIOD                             359,076          4,178
                                             ==========     ==========

                           PROMAX COMMUNICATIONS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  GENERAL

(A) Description of Business:

Promax Communications Inc.'s focus is to acquire and develop paging operations in South America, with investments in companies holding paging licenses located in Brazil, Bolivia and Argentina. At present, the Company has operations only in Brazil with approximately 11,000 subscribers.

(B) Basis of Presentation:

     (i) Principles of Consolidation:

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in Canada which, in all material respects, are in accordance with accounting principles generally accepted in the United States.

These statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries including Auto Link Telecom S.A. ("Auto Link"), Amparo Central de Telecommunicacoes ("Amparo"), Andrade Gomez Communicacoes Ltda. ("SkyLink"), all in Brazil, and Servicios de Telecomunicaciones S.A. ("Servicios") located in Bolivia. All material intercompany balances and transactions have been eliminated. These consolidated financial statements include the results of operations of Auto Link, Amparo and SkyLink, the latter acquired on September 9, 1997. See Acquisition below.

     (ii) Reporting Currency:

The Company's operations are now primarily denominated in U.S. dollar based currencies. Consequently, the Company changed to U.S. dollar reporting in 1997 and has restated the prior period comparative financial information to U.S. dollars using the June 30, 1997 year end exchange rate of 0.7309 on the previously reported amounts stated in Canadian dollars.

     (iii) Foreign Exchange:

The Company's foreign business operations are considered to be self-sustaining in nature. Accordingly, assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date. Transactions which impact the determination of earnings are translated at average exchange rates during each reporting period. Exchange gains and losses arising from the translation of the business into U.S. dollars are excluded from the determination of income and disclosed as the cumulative translation adjustment in shareholders' equity in the consolidated balance sheets. Other exchange gains and losses are included in the determination of income.

     (iv) Interim Financial Information:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses which arose during the reporting period. Actual results could differ from the estimates used.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as at September 30, 1997, the results of operations for the three months ended September 30, 1997 and 1996 and cash flows for the three months ended September 30, 1997 and 1996. These results are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements are for the interim periods and should be read in conjunction with the audited financial statements of the Company, contained in Promax's Annual Report on Form 10-K for the year ended June 30, 1997.

(C) Acquisition:

On September 9, 1997, Promax, through its Auto Link subsidiary, completed the acquisition of 77.76% of Andrade Gomez Communicacoes Ltda. operating under the name "SkyLink". SkyLink holds a license for paging operations for the greater Sao Paulo region and provides services to approximately 10,000 subscribers.

The total consideration for SkyLink consisted of approximately $7,890,000 in cash plus 300,000 shares of Class A common stock which includes a provision of $1 million as described in (D) Commitments and Contingencies. The fair value of consideration on the acquisition has been allocated to the assets acquired and liabilities assumed as follows:

     Net assets acquired                          $

     Cash                                         2,918
     Current assets                             595,401
     Fixed assets                               293,383
     Deferred development costs               8,143,846
                                             ----------
                                              9,035,548
     Less:
     Current liabilities                        443,803
     Non-controlling interest                   100,061
     Cumulative translation adjustment            1,684
                                             ----------
                                              8,490,000
                                             ==========

     Consideration:
     Common shares                              600,000
     Cash, including costs                    7,890,000
                                             ----------
                                              8,490,000
                                             ==========

(D) Commitments and Contingencies:

Pursuant to the terms of the acquisition of SkyLink, the Company has an obligation to have an independent audit performed of the subscriber base and to adjust the purchase price accordingly for each subscriber in excess of 9,000 based on a valuation formula. With a subscriber base of 10,000, the Company's additional liability under the contract would be approximately $1 million which has been accrued in the purchase price.

The Company is presently arranging financing to be able to fulfill this commitment and to provide added working capital to fund its expansion program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the interim consolidated financial statements and notes thereto contained in this filing.


RESULTS OF OPERATIONS - For the three months ended September 30, 1997 compared with the three months ended September 30, 1996.

Revenues:

Due to the successful completion of the acquisition of SkyLink in the quarter, consolidated revenues from operations in 1997 rose to $251,000 from $17,000 earned in the first quarter of 1996. As SkyLink was acquired on September 9, only revenues after this date have been included in the above reported revenue amount. At the date of acquisition, SkyLink had approximately 10,000 subscribers, and consequently, the Company's overall subscriber base, inclusive of SkyLink and Amparo, increased to approximately 11,000 at the end of the quarter.

Revenues for the 1997 quarter were comprised of subscriber monthly fees of $180,000, of which $ 154,000 came from SkyLink and the remaining $26,000 from the Company's Amparo operations, new subscriber equipment sales of $55,000 and interest income of $16,000. In 1996, only interest revenues were generated from the Company's mortgage portfolio held at that time.

Expenses:

Expenses include the cost of equipment sold to subscribers of $33,000, and costs for technical operations in the amount of $124,000, sales and marketing of $199,000 and administration of $497,000 for the period, aggregating $852,000. In contrast, the costs for the comparative period, when only administration costs were incurred for the management of the mortgages, were $25,000.

Costs for the current quarter reflect much higher than normal levels due to the Company's early position in the growth cycle for this industry and the need for significant developmental expenditure in the areas of sales and marketing and administration to strategically position the Company to take advantage of the market potential determined by management to be present.

Administration costs of $497,000 include Brazilian in-country salaries and other costs of $256,000 and corporate costs of $241,000, the latter comprised of professional fees of $93,000, management fees of $40,000, office operating and other costs of $60,000, and travel of $ 48,000.

Net Operating Loss ( EBITDA ):

A net operating loss resulted from the first quarter operations of $601,000 as compared to a loss in 1996 of $8,000 when the Company's activity was minimal. The loss is before charges for amortization of $163,000, foreign currency translation losses of $12,000 and debenture interest of $110,000, offset somewhat by the non-controlling interest equal to $45,000.

Loss for the Period:

The overall net loss for the period after giving effect to the above items is $841,000, significantly larger than for the prior comparable period in 1996 of $8,000.

LIQUIDITY AND CAPITAL RESOURCES

Corporate Funding Activities:

During the quarter, in order to complete the acquisition of SkyLink, the Company closed a financing for approximately 1.5 million Class A common shares priced at $2.00 per share for total proceeds of $3,025,281. In addition, 559,400 Class B common shares were converted to Class A common shares giving rise to an additional contribution to capital of $335,000. As part of the acquisition, 300,000 Class A common shares were issued also.

The Company also issued 12% promissory notes due on July 11, 1998 aggregating $3,800,000 to assist in the financing of the SkyLink acquisition and for working capital purposes. 70,000 Class A common shares were issued as part of the financing terms. Financing costs for the above-noted transactions amounted to $805,650.

Liquidity:

At September 30, the Company held $359,000 in cash and short-term investments, having made the payments required for the SkyLink acquisition and the funding requirements of the Brazilian paging operations. The acquisition pricing was based on a subscriber base of 9,000 and is subject to adjustment following an audit of the subscriber accounts. Management anticipates a further payment of the order of $1 million will be required to satisfy this pricing adjustment provision in the next quarter and plans to issue additional capital stock in order to finance this need and that of working capital for both the Brazilian operations and the corporate office.

Future Operating Results:

The Company's future profitability is subject to a variety of risks and uncertainties including the successful launch of its new marketing programs to generate the subscriber growth forecast, the risks associated with foreign operations, both operational and regulatory, and the Company's ability to complete the financings required to sustain its operations through to cash flow self-sufficiency.

In addition to the above, certain other statements made in this filing are based on management's assessment of a variety of factors including the Company's technological capabilities, the competency of its staff to meet the needs of the planned growth and the impact of competition in the marketplace. Consequently, the actual results realized by the Company could differ materially from the statements made in this filing document, and readers are cautioned that such statements concerning the future results of the Company are management's projections at the time of this report.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


PROMAX COMMUNICATIONS INC.


Date: November 14, 1997                     BY: "Steven Sinn"
                                                ------------------------------
                                                Chairman, President & CEO

Date: November 14, 1997                     BY: "Ross Wilmot"
                                                ------------------------------
                                                Vice President, Finance